Form 10KSB
period 2001-03-31
BIOQUEST INTERNATIONAL INC
filed 2002-05-08
CIK 1120764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q SB


                    [X] Quarterly Report Pursuant to Section
                          13 or 15(d) of the Securities
                          Exchange Act of 1934 for the
                      quarterly period ended March 31, 2001

                 [ ] Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934
          For the transition period from ____________ to ______________

                        Commission File Number: 333-46666

                          BIOQUEST INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                    Virginia
         (State or other jurisdiction of incorporation or organization)

                                   54-1965777
                      (IRS Employer Identification Number)

                  P.O. Box 15, Fairfax Station, Virginia 22039
                    (Address of principal executive offices)

                                 (703) 764-4464
              (Registrant's telephone number, including area code)


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

                  Number of Shares Outstanding of Common Stock,
                 No Par Value Shares As of May 1, 2002 9,289,140


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[ ]No[X].


                                                  PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements


                                                  CONSOLIDATED BALANCE SHEETS

                                        BIOQUEST INTERNATIONAL, INC. AND SUBSIDIARIES
                                                 (A Development Stage Company)


                                                                                 December 31, 2001           June 30, 2001
                                                                                    (unaudited)                (audited)
                                                                                    -----------                ---------
            A S S E T S

Cash - NOTE C                                                                           $ 148,143            $ 142,546

Receivable from stockholder                                                                 3,455                3,455
Prepaid expenses                                                                            9,000                    0
Deferred offering costs                                                                   353,284              146,607
Premise and equipment - NOTE B                                                             77,464               77,464
                                                                                           ------               ------
                                                                                        $ 591,346            $ 370,072
                                                                                        =========            =========


            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts payable                                                                          $ 0             $ 10,091


Stockholders' Equity:
    Preferred stock, no par value, 5,000,000 shares
      authorized, no shares issued and outstanding                                              0                    0
    Common stock,no par value, 25,000,000 shares authorized,
      9,289,140 and 9,040,473 shares issued and outstanding
      as of  December 31, 2001 and June 30, 2001, respectively                                  0                    0
    Additional paid-in capital                                                          1,965,209            1,592,210
    Deficit accumulated during the development stage                                   (1,373,863)          (1,232,229)
                                                                                       -----------          -----------
                                          TOTAL STOCKHOLDERS' EQUITY                      591,346              359,981
                                                                                       -----------          -----------
                                                                                        $ 591,346            $ 370,072
                                                                                       ===========           ===========




                                See accompanying notes to consolidated financial statements
                                                            -2-


                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                    BIOQUEST INTERNATIONAL, INC. AND SUBSIDIARIES
                                            (A Development Stage Company)
                                                    (unaudited)


                                                                                                     Three months
                                                                                                        ended
                                                                                                     December 31
                                                                                                         2001
                                                                                                     ------------

REVENUE                                                                                                       $ 0
-------


EXPENSES
    Advertising                                                                                            19,557
    Bank charges                                                                                              248
    Outside services                                                                                        4,067
    Consulting fees                                                                                        34,401
    Conventions                                                                                                 0
    Depreciation                                                                                                0
    Casual labor                                                                                                0
    Legal and accounting fees                                                                                   0
    License and permits                                                                                       110
    Meals                                                                                                       0
    Office expense                                                                                          1,204
    Postage                                                                                                   469
    Printing and reproduction                                                                                   0
    Contract cancellation fee                                                                                   0
    Supplies                                                                                                    0
    Telephone                                                                                               2,475
    Travel                                                                                                  4,739
    Computer services                                                                                           0
    Miscellaneous                                                                                               0
                                                                                                     ------------
                             TOTAL EXPENSES                                                                67,270
                                                                                                     ------------
                                   NET LOSS                                                             $ (67,270)
                                                                                                     ============
                         NET LOSS PER SHARE                                                               $ (0.01)
                                                                                                     ============
                           AVERAGE WEIGHTED
                         SHARES OUTSTANDING                                                             9,160,332
                                                                                                     ============





                                 See accompanying notes to consolidated financial statements
                                                            -3-



                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                   BIOQUEST INTERNATIONAL, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                                                    (unaudited)


                                                                                  Six months              Period from
                                                                                    ended               November 4, 1999
                                                                                  December 31             (Inception) to
                                                                                     2001               December 31, 2001
                                                                                   ----------           -----------------
REVENUE                                                                                   $ 0                      $ 0
-------


EXPENSES
    Advertising                                                                        21,352                   30,686
    Bank charges                                                                          334                      987
    Outside services                                                                    8,407                   30,304
    Consulting fees                                                                    77,001                1,104,518
    Conventions                                                                             0                    3,465
    Depreciation                                                                            0                       19
    Interest expense                                                                        0                      466
    Legal and accounting fees                                                          16,006                   54,850
    License and permits                                                                   210                    1,320
    Meals                                                                                 245                   10,611
    Office expense                                                                      4,172                   11,199
    Postage                                                                               926                    6,609
    Printing and reproduction                                                               0                    6,314
    Contract cancellation fee                                                               0                   15,000
    Supplies                                                                                0                    6,444
    Telephone                                                                           3,065                   15,996
    Travel                                                                              9,889                   52,166
    Computer services                                                                       0                   22,088
    Miscellaneous                                                                          27                      821
                                                                                   ----------             ------------
                             TOTAL EXPENSES                                           141,634                1,373,863
                                                                                   ----------             ------------
                                   NET LOSS                                        $ (141,634)            $ (1,373,863)
                                                                                   ==========             ============
                         NET LOSS PER SHARE                                           $ (0.02)                 $ (0.17)
                                                                                   ==========             ============
                           AVERAGE WEIGHTED
                         SHARES OUTSTANDING                                         9,100,402                7,938,343
                                                                                   ==========             ============





                                See accompanying notes to consolidated financial statements
                                                           -4-



                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 BIOQUEST INTERNATIONAL, INC. AND SUBSIDIARIES
                                        (A Development Stage Company)
                                                  (unaudited)



                                                                                      DEFICIT
                                                                                    ACCUMULATED
                                                                  ADDITIONAL          DURING
                                           COMMON STOCK            PAID-IN          DEVELOPMENT
                                      SHARES          AMOUNT       CAPITAL            STAGE             TOTAL
                                   ---------            ----     -----------      ------------         ---------
Balance
     November 4, 1999                      0             $ 0             $ 0               $ 0               $ 0
   Proceeds from issuance
     of common stock                       0               0         302,000                 0           302,000
   Net loss from inception to
     June 30, 2000                         0               0               0           (99,958)          (99,958)
                                   ---------            ----     -----------      ------------         ---------
Balance (deficit)
     June 30, 2000                         0               0         302,000           (99,958)          202,042
   Proceeds from issuance
     of common stock                       0               0         540,210                 0           540,210
   Issuance of common stock
     for services                          0               0         750,000                 0           750,000
   Net loss for year ended
     June 30, 2001                         0               0               0        (1,132,271)       (1,132,271)
                                   ---------            ----     -----------      ------------         ---------
Balance (deficit)
     June 30, 2001                 9,040,473             $ 0     $ 1,592,210      $ (1,232,229)        $ 359,981
   Proceeds from issuance
     of common stock                 248,667               0         372,999                 0           372,999
   Net loss for six months ended
     December 31, 2001                     0               0               0          (141,634)         (141,634)
                                   ---------            ----     -----------      ------------         ---------
Balance (deficit)
     December 31, 2001             9,289,140             $ 0     $ 1,965,209      $ (1,373,863)        $ 591,346
              === ====             =========            ====     ===========      ============         =========


















                        See accompanying notes to consolidated financial statements
                                                    -5-



                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    BIOQUEST INTERNATIONAL, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                                    (unaudited)


                                                                                   Six months              Period from
                                                                                      ended              November 4, 1999
                                                                                   December 31            (Inception) to
                                                                                       2001              December 31, 2001
                                                                                   -----------           -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                        $ (141,634)           $ (1,373,863)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
      Issuance of common stock for services                                                  0                 750,000
      Decrease (increase) in prepaid expenses                                           (9,000)                 (9,000)
      Increase in miscellaneous receivables                                                  0                  (3,455)
      Increase in other assets                                                        (206,677)               (353,284)
      Increase (decrease) in accounts payable                                          (10,091)                      0
                                                                                     ---------               ---------
                                               NET CASH USED
                                     IN OPERATING ACTIVITIES                          (367,402)               (989,602)
                                                                                     ---------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in website development                                                        0                 (76,681)
    Purchases of premises and equipment                                                      0                    (783)
                                                                                     ---------               ---------
                                               NET CASH USED
                                     IN INVESTING ACTIVITIES                                 0                 (77,464)
                                                                                     ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                             372,999               1,215,209
                                                                                     ---------               ---------
                                           NET CASH PROVIDED
                                     BY FINANCING ACTIVITIES                           372,999               1,215,209
                                                                                     ---------               ---------
                                      NET INCREASE (DECREASE) IN CASH                    5,597                 148,143

CASH
    Beginning of period                                                                142,546                       0
                                                                                     ---------               ---------
    End of period                                                                    $ 148,143               $ 148,143
                                                                                     =========               =========








                                See accompanying notes to consolidated financial statements
                                                            -6-


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  BIOQUEST INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                  Three and Six Months Ended December 31, 2001


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's results for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

Item 2. Management's Discussion and Analysis or Plan of Operation


1. Liquidity and Capital Resources. BioQuest was incorporated on November 4, 1999 in Virginia as a privately held corporation for the purpose of establishing a business or businesses all allied with the field of alternative medicine. Our goals are to brand BioQuest as the premiere provider of information, products and services within the field of alternative medicine. BioQuest has not yet commenced generating any revenue. BioQuest expects to fund development expenditures and incur losses until it is able to generate sufficient income and cash flows to meet such expenditures and other requirements. BioQuest does not currently have adequate cash reserved to continue to cover such anticipated expenditures and cash requirements. These factors, among others, raise substantial doubt about BioQuest's ability to continue as a going concern.


2. Plan of Operation. Through December 31, 2001, BioQuest's activities have been organizational and devoted to developing a business plan, raising capital, creating its web site as well as beginning to develop its other contemplated operations. Where such costs are indirect and administrative in nature, they have been expensed in the accompanying statement of operations. Where such costs relate to capital raising and are both direct and incremental, such costs have been treated as deferred offering costs in the accompanying balance sheet.

         BioQuest can be classified as an "early stage" start-up company with essentially no operating history and no revenues. No assurance can be given that our products and services will be accepted in the marketplace or that there will be sufficient revenues generated for us to be profitable

         BioQuest has developed an action plan geared to varying amounts of capital being raised. We will structure our operations based on both the amount of capital raised in the IPO and the timing of the receipt of the proceeds. Hence, initially we will devote a significant portion of our day-to-day operations on marketing, recruiting and retaining key personnel, planning, well establishing, branding and marketing a variety of unique products and services.

         Once adequate funding is completed, BioQuest expects to retain up to 25 full-time employees while continuing, because of the associated efficiency and cost-effectiveness, to outsource a significant portion of the website development to outside firms.

         Because BioQuest has no history of operations, there is no assurance that our business plan can be developed and implemented. As a result, there is no assurance that revenues will ever be generated sufficient to recover the capital raised in the IPO, let alone provide a return to shareholders on invested capital.

3. Forward-looking Statements. Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.

4. Recent Accounting Pronouncements. There are no recently issued accounting standards for which the impact on our financial statements at December 31, 2001 is not known.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

                                      None

Item 2. Changes in Securities

        There has been no established public trading market for the Registrant's common stock since its inception on November 4, 1999. As of December 31, 2001 (and the date of this report), registrant had [104] shareholders of record owning 9,289,140 outstanding shares of common stock.

         Registrant received gross proceeds in the amount of $373,000 from the sale of a total of 248,667 shares of common stock at $1.50 per no share in an offering during the period October 29 - December 14, 2001 conducted pursuant to
Section 4(2) of the Securities Act of 1993 and Rule 506 of Regulation D promulgated there under. The proceeds from such private placement was used to fund the marketing strategies for Registrant's currently suspended direct public offering.

Item 3. Defaults upon Senior Securities

                                      None

Item 4. Submission of Matters to a Vote of Security Holders

                                      None

Item 5. Other Information

                                      None

Item 6. Report on Form 8-K

                                      None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BioQuest International, Inc.

                                        /s/ Peter J. Ewens
                                       ---------------------------
                                       Peter J. Ewens, President
                                       Dated: May 8, 2002

         This Form 10-QSB contains summary financial information extracted from the financial statements for the quarterly period ending December 31, 2001 and is qualified in its entirety by reference to such financial statements.