Form 10QSB
period 2001-12-31
BIOQUEST INTERNATIONAL INC
filed 2002-05-13
CIK 1120764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q SB


                    [X] Quarterly Report Pursuant to Section
                          13 or 15(d) of the Securities
                          Exchange Act of 1934 for the
                      quarterly period ended December 31, 2001

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

         This Form 10Q-SB for BioQuest International, Inc. is being filed as the true and correct Form 10Q-SB for the quarter ending December 31, 2001. Please note that the 10K-SB filed May 9, 2002 was filed with a designation error. It is actually a 10Q-SB flling and the information contained therein is a duplcate of this corrected filing.


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