Form 10QSB
period 2002-03-31
BIOQUEST INTERNATIONAL INC
filed 2002-05-13
CIK 1120764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


                    [X] Quarterly Report Pursuant to Section
                          13 or 15(d) of the Securities
                          Exchange Act of 1934 for the
                      quarterly period ended March 31, 2002

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

                  Number of Shares Outstanding of Common Stock,
                 No Par Value Shares As of March 31, 2002 9,277,140


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X]No[ ].



                                        PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements



                                        CONSOLIDATED BALANCE SHEETS

                                BIOQUEST INTERNATIONAL, INC. AND SUBSIDIARIES
                                        (A Development Stage Company)


                                                                                   March 31, 2002        June 30, 2001
                                                                                    (unaudited)            (audited)
                                                                                 ----------------        -------------
            A S S E T S

Cash - NOTE C                                                                            $ 39,799            $ 142,546

Receivable from stockholder                                                                28,455                3,455
Prepaid expenses                                                                            9,000                    0
Deferred offering costs                                                                   373,792              146,607
Premise and equipment - NOTE B                                                             78,979               77,464
                                                                                 ----------------        -------------
                                                                                        $ 530,025            $ 370,072
                                                                                 ================        =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts payable                                                                     $ 12,549             $ 10,091


Stockholders' Equity:
    Preferred stock, no par value, 5,000,000 shares
      authorized, no shares issued and outstanding                                              0                    0
    Common stock, no par value, 25,000,000 shares authorized,
      9,277,140 and 9,040,473 shares issued and outstanding
      as of  March 31, 2002 and June 30, 2001, respectively                                     0                    0
    Additional paid-in capital                                                          1,947,209            1,592,210
    Deficit accumulated during the development stage                                   (1,429,733)          (1,232,229)
                                                                                 ----------------        -------------
                                          TOTAL STOCKHOLDERS' EQUITY                      517,476              359,981
                                                                                 ----------------        -------------
                                                                                        $ 530,025            $ 370,072
                                                                                 ================        =============


                                See accompanying notes to consolidated financial statements

                                                                -1-


                                CONSOLIDATED STATEMENTS OF OPERATIONS

                             BIOQUEST INTERNATIONAL, INC. AND SUBSIDIARIES
                                    (A Development Stage Company)
                                            (unaudited)


                                                                                                     Three months
                                                                                                         ended
                                                                                                       March 31,
                                                                                                          2002
                                                                                                       ----------
REVENUE                                                                                                       $ 0


EXPENSES
    Advertising                                                                                             1,840
    Bank charges                                                                                               46
    Outside services                                                                                        5,371
    Consulting fees                                                                                        36,200
    Conventions                                                                                                 0
    Depreciation                                                                                                0
    Casual labor                                                                                                0
    Legal and accounting fees                                                                                   0
    License and permits                                                                                         0
    Meals                                                                                                      36
    Office expense                                                                                             35
    Postage                                                                                                   328
    Printing and reproduction                                                                                 704
    Contract cancellation fee                                                                                   0
    Supplies                                                                                                2,434
    Telephone                                                                                               1,088
    Travel                                                                                                  7,313
    Computer services                                                                                         434
    Miscellaneous                                                                                              40
                                                                                                       ----------
                             TOTAL EXPENSES                                                                55,869
                                                                                                       ----------
                                   NET LOSS                                                             $ (55,869)
                                                                                                       ==========
                         NET LOSS PER SHARE                                                               $ (0.01)
                                                                                                       ==========
                           AVERAGE WEIGHTED
                         SHARES OUTSTANDING                                                             9,277,540
                                                                                                       ==========



                            See accompanying notes to consolidated financial statements

                                                         -2-


                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                BIOQUEST INTERNATIONAL, INC. AND SUBSIDIARIES
                                       (A Development Stage Company)
                                                (unaudited)



                                                                                  Nine months             Period from
                                                                                     ended              November 4, 1999
                                                                                    March 31,           (Inception) to
                                                                                      2002               March 31, 2002
                                                                                   ----------             ------------
REVENUE                                                                                   $ 0                      $ 0
-------


EXPENSES
    Advertising                                                                        23,192                   32,526
    Bank charges                                                                          380                    1,033
    Outside services                                                                   13,778                   35,675
    Consulting fees                                                                   113,202                1,140,719
    Conventions                                                                             0                    3,465
    Depreciation                                                                            0                       19
    Interest expense                                                                        0                      466
    Legal and accounting fees                                                          16,006                   54,850
    License and permits                                                                   210                    1,320
    Meals                                                                                 281                   10,647
    Office expense                                                                      4,207                   11,234
    Postage                                                                             1,254                    6,937
    Printing and reproduction                                                             704                    7,018
    Contract cancellation fee                                                               0                   15,000
    Supplies                                                                            2,434                    8,878
    Telephone                                                                           4,153                   17,084
    Travel                                                                             17,202                   59,479
    Computer services                                                                     434                   22,522
    Miscellaneous                                                                          67                      861
                                                                                   ----------             ------------
                             TOTAL EXPENSES                                           197,504                1,429,733
                                                                                   ----------             ------------
                                   NET LOSS                                        $ (197,504)            $ (1,429,733)
                                                                                   ==========             ============
                         NET LOSS PER SHARE                                           $ (0.02)                 $ (0.18)
                                                                                   ==========             ============
                           AVERAGE WEIGHTED
                         SHARES OUTSTANDING                                         9,218,292                8,075,462
                                                                                   ==========             ============


                                See accompanying notes to consolidated financial statements

                                                                -3-


                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         BIOQUEST INTERNATIONAL, INC. AND SUBSIDIARIES
                                                 (A Development Stage Company)
                                                           (unaudited)


                                                                                   DEFICIT
                                                                                 ACCUMULATED
                                                                ADDITIONAL         DURING
                                        COMMON STOCK             PAID-IN         DEVELOPMENT
                                   SHARES          AMOUNT        CAPITAL            STAGE             TOTAL
                                 -----------     -----------    ------------   ---------------   ---------------
Balance
     November 4, 1999                      0             $ 0             $ 0               $ 0               $ 0
   Proceeds from issuance
     of common stock                       0               0         302,000                 0           302,000
   Net loss from inception to
     June 30, 2000                         0               0               0           (99,958)          (99,958)
                                 -----------     -----------    ------------   ---------------   ---------------
Balance (deficit)
     June 30, 2000                         0               0         302,000           (99,958)          202,042
   Proceeds from issuance
     of common stock                       0               0         540,210                 0           540,210
   Issuance of common stock
     for services                          0               0         750,000                 0           750,000
   Net loss for year ended
     June 30, 2001                         0               0               0        (1,132,271)       (1,132,271)
                                 -----------     -----------    ------------   ---------------   ---------------
Balance (deficit)
     June 30, 2001                 9,040,473             $ 0     $ 1,592,210      $ (1,232,229)        $ 359,981
   Proceeds from issuance
     of common stock                 236,667               0         354,999                 0           354,999
   Net loss for nine months ended
     March 31, 2002                        0               0               0          (197,504)         (197,504)
                                 -----------     -----------    ------------   ---------------   ---------------
Balance (deficit)
     March 31, 2002                9,277,140             $ 0     $ 1,947,209      $ (1,429,733)        $ 517,476
                                 ===========     ===========     ===========   ===============   ===============





                               See accompanying notes to consolidated financial statements

                                                              -4-

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    BIOQUEST INTERNATIONAL, INC. AND SUBSIDIARIES
                                            (A Development Stage Company)
                                                     (unaudited)


                                                                                 Nine months           Period from
                                                                                    ended            November 4, 1999
                                                                                  March 31,           (Inception) to
                                                                                     2002              March 31, 2002
                                                                                --------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                        $ (197,504)           $ (1,429,733)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
      Issuance of common stock for services                                                  0                 750,000
      Decrease (increase) in prepaid expenses                                           (9,000)                 (9,000)
      Increase in miscellaneous receivables                                            (25,000)                (28,455)
      Increase in other assets                                                        (227,185)               (373,792)
      Increase (decrease) in accounts payable                                            2,458                  12,549
                                                                                --------------       -----------------
                                               NET CASH USED
                                     IN OPERATING ACTIVITIES                          (456,231)             (1,078,431)
                                                                                --------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in website development                                                        0                 (76,681)
    Purchases of premises and equipment                                                 (1,515)                 (2,298)
                                                                                --------------       -----------------
                                               NET CASH USED
                                     IN INVESTING ACTIVITIES                            (1,515)                (78,979)
                                                                                --------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                             354,999               1,197,209
                                                                                --------------       -----------------
                                           NET CASH PROVIDED
                                     BY FINANCING ACTIVITIES                           354,999               1,197,209
                                                                                --------------       -----------------

                                      NET INCREASE (DECREASE) IN CASH                 (102,747)                 39,799

CASH
    Beginning of period                                                                142,546                       0
                                                                                --------------       -----------------
    End of period                                                                     $ 39,799                $ 39,799
                                                                                ==============       =================




                                See accompanying notes to consolidated financial statements



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  BIOQUEST INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   Three and Nine Months Ended March 31, 2002


NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

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


2. Plan of Operation. Through March 31, 2002, BioQuest's activities have been organizational and devoted to developing a business plan, raising capital, creating its web site as well as beginning to develop its other contemplated operations. Where such costs are indirect and administrative in nature, they have been expensed in the accompanying statement of operations. Where such costs relate to capital raising and are both direct and incremental, such costs have been treated as deferred offering costs in the accompanying balance sheet.

         BioQuest can be classified as an "early stage" start-up company with essentially no operating history and no revenues. No assurance can be given that our products and services will be accepted in the marketplace or that there will be sufficient revenues generated for us to be profitable.

         BioQuest has developed an action plan geared to varying amounts of capital being raised. We will structure our operations based on both the amount of capital raised in the IPO and the timing of the receipt of the proceeds. Hence, initially we will devote a significant portion of our day-to-day operations on marketing, recruiting and retaining key personnel, planning, while establishing, branding and marketing a variety of unique products and services.

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

4. Recent Accounting Pronouncements. There are no recently issued accounting standards for which the impact on our financial statements at Marh 31, 2002. is not known.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

                                      None

Item 2. Changes in Securities

                                      None

Item 3. Defaults upon Senior Securities

                                      None

Item 4. Submission of Matters to a Vote of Security Holders

                                      None

Item 5. Other Information

         On May 9, 2002, Mr. Roger Miller, for health and other personal reasons, resigned from the Company's Board of Directors and as its Chief Financial Officer. In addition, in consideration of $25,000 paid by the Company, Mr. Miller returned, to the Company, certificates for all 4,000,000 common shares previously issued to and owned by him. Such shares became treasury shares of the Company effective upon their May 10, 2002 date of receipt.

Item 6. Report on Form 8-K

                                      None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BioQuest International, Inc.

                                        /s/ Peter J. Ewens
                                       ---------------------------
                                       Peter J. Ewens, President
                                       Dated: May 13, 2002

         This Form 10-QSB contains summary financial information extracted from the financial statements for the quarterly period ending March 31, 2002 and is qualified in its entirety by reference to such financial statements.